Form 10-Q
period 1998-06-30
MEWBOURNE ENERGY PARTNERS 98 A LP
filed 1998-08-05
CIK 1056346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       or

[ ] TRANSITION REPORT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _________ to _________

                          COMMISSION FILE NO. 333-46843

                      MEWBOURNE ENERGY PARTNERS 98-A, L.P.
                      ------------------------------------


              Delaware                                 75-2743955
   -------------------------------                ----------------------
     (State or jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                Identification Number)

   3901 South Broadway, Tyler, Texas                      75701
   ----------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)

       Registrant's Telephone Number, including area code:(903) 561-2900

                                 Not Applicable
             (Former name, former address and former fiscal year, if
                           changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    [X] Yes    [ ] No

                      MEWBOURNE ENERGY PARTNERS 98-A, L. P.

                         Part I - Financial Information


ITEM 1.  FINANCIAL STATEMENTS



                                  BALANCE SHEET
                                  June 30, 1998
                                   (Unaudited)


ASSETS

Cash                                                         $ 100
                                                             -----
Total assets                                                 $ 100
                                                             =====



PARTNERS' CAPITAL

Partners' capital                                            $ 100
                                                             -----
Total Partners' capital                                      $ 100
                                                             =====






                     The accompanying notes are an integral
                       part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 98-A, L. P.



                         STATEMENT OF PARTNERS' CAPITAL
               for the period January 27, 1998 (date of inception)
                              through June 30, 1998
                                   (Unaudited)


                                    Limited &   Managing
                                    General     General
                                    Partners    Partner      Total
                                    --------    --------    -------
Partners' capital at January 27,
1998 (date of Inception)            $  -        $  -        $  -

Contributions                       $ 100       $  -        $ 100
                                    ------      ------      -----

Partners' capital at
  June 30, 1998                     $ 100       $  -        $ 100
                                    ======      ======      =====














                 The accompanying notes are an integral part of
                            the financial statements.

                      MEWBOURNE ENERGY PARTNERS 98-A, L. P.




                             STATEMENT OF CASH FLOWS
               for the period January 27, 1998 (date of inception)
                              through June 30, 1998
                                   (Unaudited)





Cash flows from financing activities:

  Capital contributions from partners                     $ 100
                                                          -----
Cash, end of period                                       $ 100
                                                          =====














                     The accompanying notes are an integral
                        part of the financial statements.

                      MEWBOURNE ENERGY PARTNERS 98-A, L.P.


                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1. The financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of results. All adjustments are of a normal recurring nature.

2. Mewbourne Energy Partners 98-A, L.P. (the "Registrant") was formed January 27, 1998. As of June 30, 1998, the only financial activity that had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on May 14, 1998. As of August 3, 1998, interests aggregating $126,000 had been sold to 8 subscribers as general partner interests. No limited partner interest had been sold as of August 3, 1998.

3. From the period commencing January 27, 1998 to June 30, 1998, the Registrant conducted no business activity. Therefore, there are no items of income or expense for the reporting period and, accordingly a statement of income is not provided.

ITEM 2.     MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

Mewbourne Energy Partners 98-A, L.P. was formed January 27, 1998. Mewbourne Development Corporation is the Managing Partner, and has the power and authority to manage, control and administer all partnership affairs. As of June 30, 1998, the only financial activity which had occurred was the receipt of the organizational contribution of $100. The offering of limited and general partnership interests began on May 14, 1998. As of August 3, 1998, interests aggregating $126,000 had been sold to 8 subscribers as general partner interests. No limited partner interest had been sold as of August 3, 1998.


RESULTS OF OPERATIONS

The Registrant had not commenced operations prior to the period ended June 30, 1998, therefore, no trend analysis based on quarterly changes in results of operations is available.


LIQUIDITY AND CAPITAL RESOURCES

The Registrant was formed on January 27, 1998, and the organizational contribution of $100 in cash was contributed to the Registrants's capital. During the period after formation that ended June 30, 1998, there was no increase in cash and there were no distributions to partners.




                           Part II - Other Information

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a)    Exhibits - 27 Financial Data Schedule

     (b)    Reports on Form 8-K - none

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MEWBOURNE ENERGY PARTNERS 98-A, L.P.

                                   By: Mewbourne Development Corporation
                                       Managing General Partner




Date: August 3, 1998               By: /s/ J. Roe Buckley
                                      ---------------------------------
                                       J. Roe Buckley, Treasurer
                                       and Chief Financial Officer

                                Index to Exhibits



         Exhibit No.                           Description
         -----------                           -----------

             27                          Financial Data Schedule